Form 10-Q
period 2021-03-31
Glass Houses Acquisition Corp.
filed 2021-06-11
CIK 1841734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

GLASS HOUSES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-40262	86-1565667
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

3811 Turtle Creek Blvd., Suite 1100

Dallas, Texas 75219

(Address of principal executive offices, including zip code)

(972) 850-7474

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-half of one redeemable warrant	GLHAU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the units	GLHA	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	GLHAW	The Nasdaq Stock Market LLC
Shares of Class A common stock underlying redeemable warrants included as part of the units	GLHA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of June 3, 2021 there were 22,047,293 shares of Class A common stock, $0.0001 par value per share and 5,511,823 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

GLASS HOUSES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

March 31, 2021

Assets
Current assets:
Cash	$1,767,681
Prepaid expenses	901,398
Total current assets	2,669,079
Cash held in Trust Account	220,472,930
Total Assets	$223,142,009

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$89,915
Due to related party	6,452
Total current liabilities	96,367
Warrant liability	24,264,990
Deferred underwriting discount	7,716,553
Total liabilities	32,077,910

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 18,606,409 shares at redemption value of $10.00 per share	186,064,090

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 3,440,884 shares issued and outstanding (excluding 18,606,409 shares subject to possible redemption)	344
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	8,431,469
Accumulated deficit	(3,432,379)
Total stockholders’ equity	5,000,009

Total Liabilities and Stockholders’ Equity	$223,142,009

(1)	This number includes up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 units. As a result, 238,177 founder shares are still subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Period from January 19, 2021 (Inception) through March 31, 2021
Formation and operating costs	$84,378
Loss from operations	(84,378)

Other expenses
Warrant issuance costs	(812,974)
Other expense relating to fair value exceeding amount paid for warrants	(2,363,027)
Change in fair value of warrant liability	(172,000)
Total other expenses	(3,348,001)

Net loss	$(3,432,379)

Basic and diluted weighted average shares outstanding of Class A, common stock subject to redemption	$1,629,860
Basic and diluted net income per share of Class A, common stock subject to redemption	$-

Basic and diluted weighted average shares outstanding of Class A and B, non-redeemable common stock (1)	$5,850,468
Basic and diluted net loss per share of Class A and B, non-redeemable common stock	$(0.59)

(1)	This number excludes up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 units. As a result, 238,177 founder shares are still subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of January 19, 2021	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of 20,000,000 Units on March 25, 2021 through IPO	20,000,000	2,000	-	-	199,998,000	-	200,000,000
Sale of 2,047,293 Units on March 30, 2021 through over-allotment	2,047,293	205	-	-	20,472,725	-	20,472,930
Sale of 7,609,459 Private Placement Warrants to Sponsor in private placement	-	-	-	-	7,609,459	-	7,609,459
Underwriting fee	-	-	-	-	(4,409,459)	-	(4,409,459)
Deferred underwriting fee	-	-	-	-	(7,716,553)	-	(7,716,553)
Offering costs charged to the stockholders’ equity	-	-	-	-	(567,910)	-	(567,910)
Initial classification of warrant liability	-	-	-	-	(21,729,963)	-	(21,729,963)
Reclassification of offering costs related to warrants	-	-	-	-	812,974	-	812,974
Net loss	-	-	-	-	-	(3,432,379)	(3,432,379)
Change in Class A common stock subject to possible redemption	(18,606,409)	(1,861)	-	-	(186,062,229)	-	(186,064,090)

Balance as of March 31, 2021	3,440,884	$344	5,750,000	$575	$8,431,469	$(3,432,379)	$5,000,009

(1)	This number includes up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 units. As a result, 238,177 founder shares are still subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from January 19, 2021 (Inception) through March 31, 2021

Cash flows from Operating Activities:
Net loss	$(3,432,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	172,000
Warrant issuance costs	812,974
Other expense relating to fair value exceeding amount paid for warrants	2,363,027
Changes in current assets and current liabilities:
Prepaid expenses	(901,398)
Accrued offering costs and expenses	189,275
Due to related party	6,452
Net cash used in operating activities	(790,049)

Cash Flows from Investing Activities:
Cash held in Trust Account	(220,472,930)
Net cash used in investing activities	(220,472,930)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s fees	216,063,471
Proceeds from private placement	7,609,459
Proceeds from issuance of founder shares	25,000
Repayment to promissory note to related party	(99,360)
Payments of offering costs	(567,910)
Net cash provided by financing activities	223,030,660

Net change in cash	1,767,681
Cash, beginning of the period	-
Cash, end of the period	$1,767,681

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$7,716,553
Initial value of Class A common stock subject to possible redemption	$168,418,850
Change in value of Class A common stock subject to possible redemption	$17,645,240
Initial classification of warrant liability	$21,729,963
Deferred offering costs paid by Sponsor loan	$99,360

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Glass Houses Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on January 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific Business Combination target.

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to search for a target business that provides critical resources and/or services to the technologies powering the 21st century industrial economy. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is Glass Houses Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on March 22, 2021 (the “Effective Date”). On March 25, 2021, the Company consummated the IPO of 20,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,200,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating total gross proceeds of $7,200,000.

Transaction costs amounted to $11,567,910 consisting of $4,000,000 of underwriting discount, $7,000,000 of deferred underwriting discount, and $567,910 of other offering costs.

The Company granted the underwriter in the IPO a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any. On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 Units (the “Over-allotment Units”), generating an aggregate of gross proceeds of $20,472,930, and the Company incurred $409,459 in cash underwriting fees and $716,553 in deferred underwriting fees. Simultaneously with the closing of the over-allotment option, the Company sold an additional 409,459 Private Placement Warrants to the Sponsor at a price of $1.00 per share.

Trust Account

Following the closing of the IPO on March 25, 2021 and the closing of the underwriter’s partial exercise of over-allotment option on April 1, 2021, $220,472,930 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was placed in a Trust Account, which may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income taxes, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination; (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”), or (ii) with respect to any other provisions relating to the rights of holders of the Class A common stock; and (c) the redemption of the Company’s public shares if the Company is unable to complete the Business Combination within the Combination Period, subject to applicable law.

Initial Business Combination

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide public stockholders with the opportunity to redeem all or a portion of their public shares of Class A common stock upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed (i) to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Business Combination within the Combination Period.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the franchise and income taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. To the Company’s knowledge, the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such indemnification obligations. None of the Company’s officers will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.8 million in its operating bank account, and working capital of approximately $2.6 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $99,160 (see Note 6). The promissory note from the Sponsor was paid in full on March 26, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Restatement of Previously Issued Balance Sheet

During the course of preparing the quarterly report on Form 10-Q for the period from January 19, 2021 (inception) through March 31, 2021, the Company identified a material misstatement in its misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited balance sheet dated March 25, 2021, filed on Form 8-K on April 1, 2021 (the “Post-IPO Balance Sheet”), and such Post-IPO Balance Sheet should no longer be relied on.

On April 12, 2021, the Staff of the Securities and Exchange Commission issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of March 22, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,023,647 Public Warrants and (ii) the 7,609,459 Private Placement Warrants (See Note 4 and Note 5). The Company previously accounted for all Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should have been classified as derivative liabilities in its previously issued financial statement as of March 25, 2021, filed by the Company on Form 8-K on April 1, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the Warrants and recognize changes in the fair value from the prior period in the Company's operating results for the current period in accordance with ASC 820, Fair Value Measurement. The restatement resulted in a $22.2 million increase in the Warrant Liability line item and an offsetting decrease to the Class A Common Stock Subject to Possible Redemption mezzanine equity line item as of March 25, 2021. Transaction costs of the IPO of $740,346 were allocated to expenses associated with the warrant liability. There is no change to stockholders' equity at any reported balance sheet date.

Based on managements' evaluation, the Company's audit committee, in consultation with management, concluded that the Company's Private Placement Warrants are not indexed to the Company's common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management's evaluation, the Company's audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders' equity” criteria as contemplated by ASC Section 815-40-25. Therefore, based on management’s evaluation, the audit committee of the Company’s Board of Directors, in consultation with management, concluded that it is appropriate to restate the Company’s previously issued audited balance sheet as of March 25, 2021 as previously reported in its Form 8-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each balance sheet line item as of the date:

	As Previously Reported	Adjustment	Restated
Balance Sheet at March 25, 2021 (audited)
Total Assets	$203,699,622	$-	$203,699,622
Warrant Liability	-	22,232,000	22,232,000
Total Liabilities	8,048,767	22,232,000	30,280,767
Class A common stock subject to possible redemption	190,650,850	(22,232,000)	168,418,850
Class A common stock	93	223	316
Additional paid-in capital	5,005,572	2,972,123	7,977,695
Accumulated deficit	(6,235)	(2,972,346)	(2,978,581)
Total Stockholders’ Equity	5,000,005	-	5,000,005
Total Liabilities and Stockholders’ Equity	$203,699,622	$-	$203,699,622

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the period from January 19, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 24, 2021.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart the Company’s Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held cash of $1,767,681 and did not have any cash equivalents as of March 31, 2021.

Cash and Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account of $220,472,930 were held in cash.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant Liability – Public Warrants	$14,220,504	$-	$-	$14,220,504
Warrant Liability – Private Placement Warrants	$10,044,486	$-	$-	$10,044,486
	$24,264,990	$-	$-	$24,264,990

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The valuation model utilizes inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled at Level 3.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31,2021:

	Public Warrants	Private Placement Warrants
Expected term (years)	5.00	5.00
Expected volatility	23.20%	23.00%
Risk-free interest rate	1.16%	1.16%
Fair value of the common stock price	$10.00	$10.00

The following table sets forth a summary of the changes in the fair value of the warrant liability for the period from January 7, 2021 (inception) through March 31, 2021:

Warrant Liability
Fair value as of January 19, 2021 (inception)	$—
Initial fair value of warrant liability on March 22, 2021	22,232,000
Initial fair value of warrant liability on March 31, 2021	1,860,990
Change in valuation inputs or other assumptions	172,000
Fair value as of March 31, 2021	$24,264,990

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, common stock subject to possible redemption of 18,606,409 shares of Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 19,633,106 shares of common stock in the aggregate.

The Company’s statement of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share of common stock. Net income per share of common stock, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable shares of common stock outstanding since original issuance. Net loss per share of common stock, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable shares of common stock outstanding for the periods. Non-redeemable common stock includes the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

For the Period from January 19, 2021 (Inception) through March 31, 2021
Class A common stock subject to possible redemption
Numerator: net income allocable to Class A common stock subject to possible redemption amortized interest income on marketable securities held in trust	$-
Less: interest available to be withdrawn for payment of taxes	-
Net income allocable to Class A common stock subject to possible redemption	$-
Denominator: weighted average redeemable Class A common stock redeemable common stock, basic and diluted	1,629,860
Basic and diluted net income per share, redeemable Class A common stock	$-

Non-redeemable Class A and Class B common stock
Numerator: net loss minus redeemable net earnings for Class A and Class B common stock
Net loss	$(3,432,379)
Redeemable net earnings	-
Non-redeemable net loss for Class A and Class B common stock	$(3,432,379)
Denominator: weighted average non-redeemable common stock basic and diluted weighted average shares outstanding, Class A and Class B common stock	5,850,468
Basic and diluted net loss per share, Class A and Class B common stock	$(0.59)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, as of March 31, 2021, offering costs of $12,693,922 (consisting of $4,409,459 of underwriting commissions, $7,716,553 of deferred underwriters’ commission, and $567,910 other cash offering costs) have been incurred. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ equity. Accordingly, $812,974 of offering costs associated with warrant liabilities is expensed in the statement of operations for the period from January 19, 2021 (inception) through March 31, 2021.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 4 — Initial Public Offering

Pursuant to the IPO on March 25, 2021, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 units.

Following the closing of the IPO on March 25, 2021 and the closing of the underwriter’s partial exercise of the over-allotment option on April 1, 2021, $220,472,930 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was placed in a Trust Account, which may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Public Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of the Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00” and “Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a share of Class A common stock upon exercise of a warrant unless the Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the last reported sales price (the “closing price”) of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the closing price of the Class A common stock equals or exceeds $10.00 per share for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,200,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,200,000, in a private placement (the “Private Placement”).

Pursuant to the underwriter’s partial exercise of the over-allotment option on March 30, 2021, on April 1, 2021 the Sponsor purchased an additional 409,459 Private Placement Warrants at a price of $1.00 per warrant.

Each Private Placement Warrant entitles the holder to purchase one share of the Class A common stock at a price of $11.50 per share. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination.

The Sponsor has agreed (i) to waive its redemption rights with respect to any founder shares and any public shares held by it in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to any founder shares held by it if the Company fails to complete the initial Business Combination within the Combination Period, although the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any public shares it hold if the Company fails to complete the Business Combination within the Combination Period.

Note 6 — Related Party Transactions

Founder Shares

On January 19, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. The founder shares include an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. On February 7, 2021, the Sponsor transferred 20,000 founder shares to each of the Company’s independent directors and chief financial officer (which shares will not be subject to forfeiture in the event the underwriter’s over-allotment is not exercised).

On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 Units. As a result, 238,177 founder shares are still subject to forfeiture.

With certain limited exceptions, the founder shares will not be transferable, assignable by the Sponsor until the earlier of: (A) one year after the completion of the initial Business Combination; or (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Due to Related Parties

The balance of $6,452 represents the amount accrued for the administrative support services provided by Sponsor.

Promissory Note — Related Party

The Company’s Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of March 25, 2021, the Company had an outstanding balance of $99,160 under the promissory note. The promissory note from the Sponsor was paid in full on March 26, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Pursuant to an administrative support agreement effective on March 22, 2021, the Company agreed to pay the Sponsor a total of $25,000 per month for office space, utilities and professional, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2021, the Company has recorded $6,452 for the period from March 22, 2021 through March 31, 2021.

Note 7 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights and stockholder agreement signed on March 22, 2021, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriters Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments, if any.

On March 25, 2021, the Company paid a fixed underwriting discount in aggregate of $4,000,000. Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $7,716,553, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 Units. In connection therewith, the Company paid additional underwriting fees of $409,459.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 400,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2021, there were 3,440,884 shares of Class A common stock issued and outstanding, excluding 18,606,409 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 40,000,000 shares of Class B common stock at par value of $0.0001 each. On January 19, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. The founder shares include an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 Units. As a result, 238,177 founder shares are still subject to forfeiture. As of March 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

With certain limited exceptions, the founder shares will not be transferable, assignable by the Sponsor until the earlier of: (A) one year after the completion of the initial Business Combination; or (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of the Company’s initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the registration statement and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination).

Holders of founder shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Glass Houses Acquisition Corp.” “our,” “us” or “we” refer to Glass Houses Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to herein as our initial business combination. We have not selected any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to March 31, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the period from January 19, 2021 through March 31, 2021, we had net loss of $3,432,379, which was comprised of operating costs of $2,447,405, warrant issuance costs of $812,974, and unrealized loss on change in fair value of warrants of $172,000.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.8 million in our operating bank account, and working capital of approximately $2.6 million.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $99,160. On March 25, 2021, we consummated the IPO of 20,000,000 Units at a price of $10.00 per Unit. On March 30, 2021, the underwriter partially exercised the over-allotment option, purchasing an additional 2,047,293 Units, at $10.00 per Unit, on April 1, 2021. In aggregate, gross proceeds of $220,472,930 were generated. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,200,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor. On April 1, 2021, simultaneously with the closing of the over-allotment option, we sold an additional 409,459 Private Placement Warrants to our Sponsor at a price of $1.00 per share. In aggregate, gross proceeds of $7,609,459 were generated.

Following the Initial Public Offering, the closing of the over-allotment option and the sale of the Private Placement Warrants, a total of $220,472,930 was placed in the Trust Account. We incurred $12,693,922 in transaction costs, including $4,409,459 of underwriting fees, $7,716,553 of deferred underwriting fees and $567,910 of other offering costs. The promissory note from the Sponsor was paid in full on March 26, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Share of Common Stock

Net loss per share of common Stock is computed by dividing net loss by the weighted average number of shares of common Stock outstanding for each of the periods. The calculation of diluted loss per share of common Stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 19,633,106 shares of common Stock in the aggregate.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $25,000 for office space and administrative support to the Company. We began incurring these fees on March 22, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $7,716,553 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the Trust Account and released to the underwriters only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the SEC Statement. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Public Warrants and our Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Further, the Company corrected certain line items related to the previously audited balance sheet as of March 25, 2021 in the Form 8-K filed with the SEC on April 1, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability. These corrections are described in Note 2, Restatement of Previously Issued Financial Statement.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the SEC Statement, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, a material weakness existed and our disclosure controls and procedures were not effective as of March 31, 2021. In light of such material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements for the period from January 19, 2021 (inception) through March 31, 2021, were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the reclassification of our warrants, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on March 24, 2021. As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC, other than as set forth below.

US GAAP required that our warrants be accounted for as liabilities rather than as equity and such requirement resulted in the restatement of our Post-IPO Balance Sheet.

On April 12, 2021, the staff of the SEC issued the SEC Statement. In the SEC Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Since issuance, our warrants were accounted for as equity within our previously issued balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities as of the IPO date with subsequent fair value remeasurement at each reporting period. Therefore we conducted a valuation of our warrants and restated our previously issued balance sheet herein, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or NYSE regarding our restated balance sheet or matters relating thereto.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our ordinary shares.

Following the restatement of our Post-IPO Balance Sheet, we account for our warrants as a warrant liability and recorded at fair value upon issuance any changes in fair value each period reported in earnings as determined by the Company based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, our management concluded that, in light of the SEC Staff Statement, our Post-IPO Balance Sheet should be restated. In connection with the foregoing development and solely due to the Company's misapplication of the accounting for the Company's warrants as liabilities, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the period from January 19, 2021 (inception) through March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles, and we continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 25, 2021, we consummated the Initial Public Offering of 20,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $200,000,000. Jefferies LLC acted as sole book-running manager. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252865). The Securities and Exchange Commission declared the registration statement effective on March 22, 2021.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 7,200,000 warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $7,200,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On March 30, 2021, the underwriter partially exercised the over-allotment option, purchasing an additional 2,047,293 Units, at $10.00 per Unit, on April 1, 2021, generating total gross proceeds of $20,472,930.

Simultaneously with the closing of the over-allotment option, we sold an additional 409,459 Private Placement Warrants to our Sponsor at a price of $1.00 per share, generating total proceeds of $409,459.

Of the gross proceeds received from the Initial Public Offering, the closing of the over-allotment option and the sale of the Private Placement Warrants, $220,472,930 was placed in the Trust Account.

We paid a total of $4,409,459 in underwriting discounts and commissions and $567,910 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $7,716,553 in underwriting discounts and commissions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement between the Company and Jefferies LLC (1)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws(2)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (1)

10.2	Registration and Stockholder Rights Agreement among the Company, the Sponsor and certain equityholders party thereto (1)

10.3	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (1)

10.4	Administrative Support Agreement between the Company and the Sponsor (1)

10.5	Letter Agreement among the Company, the Sponsor and each of the officers and directors of the Company named therein (1)

10.7	Promissory Note, dated January 19, 2021, issued to the Sponsor (2)

10.8	Securities Subscription Agreement, dated January 19, 2021, between the Company and the Sponsor (2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on February 9, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLASS HOUSES ACQUISITION CORP.

Date: June 11, 2021	By:	/s/ Quincy Fennebresque
	Name:	Quincy Fennebresque
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2021	By:	/s/ Tonya Clark
	Name:	Tonya Clark
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)