Form 10-Q
period 2021-06-30
Glass Houses Acquisition Corp.
filed 2021-08-16
CIK 1841734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021 there were 22,047,293 shares of Class A common stock, $0.0001 par value per share and 5,511,823 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

GLASS HOUSES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheet as of June 30, 2021 (unaudited)	1
Condensed Statements of Operations for the three months ended June 30, 2021 and for the Period from January 19, 2021 (Inception) through June 30, 2021 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2021 and for the Period from January 19, 2021 (Inception) through June 30, 2021 (unaudited)	3
Condensed Statement of Cash Flows for the Period from January 19, 2021 (Inception) through June 30, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Control and Procedures	20
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
SIGNATURES	24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

June 30, 2021

Assets
Current assets:
Cash	$1,497,919
Prepaid expenses	471,541
Total current assets	1,969,460
Prepaid expenses, non-current	325,663
Marketable securities held in Trust Account	220,480,265
Total Assets	$222,775,388

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$188,839
Total current liabilities	188,839
Warrant liability	20,078,903
Deferred underwriting discount	7,716,553
Total liabilities	27,984,295

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 18,979,109 shares at redemption value of $10.00 per share	189,791,090

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 3,068,184 shares issued and outstanding (excluding 18,979,109 shares subject to possible redemption)	307
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 5,511,823 shares issued and outstanding	551
Additional paid-in capital	4,704,530
Accumulated deficit	294,615
Total stockholders’ equity	5,000,003

Total Liabilities and Stockholders’ Equity	$222,775,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the Period from January 19, 2021 (Inception) through June 30, 2021
Formation and operating costs	$466,428	$550,806
Loss from operations	(466,428)	(550,806)

Other income (expenses)
Warrant issuance costs	-	(812,974)
Other expense relating to fair value exceeding amount paid for warrants	-	(2,363,027)
Interest earned on marketable securities held in Trust Account	7,335	7,335
Change in fair value of warrant liability	4,186,087	4,014,087
Total other income	4,193,422	845,421

Net income	$3,726,994	$294,615

Basic and diluted weighted average shares outstanding of Class A, common stock subject to redemption	$18,606,409	$11,727,023
Basic and diluted net income per share of Class A, common stock subject to redemption	$-	$-

Basic and diluted weighted average shares outstanding of Class A and B, non-redeemable common stock	$8,952,707	$7,695,590
Basic and diluted net income per share of Class A and B, non-redeemable common stock	$0.42	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 19, 2021	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of 20,000,000 Units on March 25, 2021 through IPO	20,000,000	2,000	-	-	199,998,000	-	200,000,000
Sale of 2,047,293 Units on March 30, 2021 through over-allotment	2,047,293	205	-	-	20,472,725	-	20,472,930
Sale of 7,609,459 Private Placement Warrants to Sponsor in private placement	-	-	-	-	7,609,459	-	7,609,459
Underwriting fee	-	-	-	-	(4,409,459)	-	(4,409,459)
Deferred underwriting fee	-	-	-	-	(7,716,553)	-	(7,716,553)
Offering costs charged to the stockholders’ equity	-	-	-	-	(567,910)	-	(567,910)
Initial classification of warrant liability	-	-	-	-	(21,729,963)	-	(21,729,963)
Reclassification of offering costs related to warrants	-	-	-	-	812,974	-	812,974
Net loss	-	-	-	-	-	(3,432,379)	(3,432,379)
Change in Class A common stock subject to possible redemption	(18,606,409)	(1,861)	-	-	(186,062,229)	-	(186,064,090)

Balance as of March 31, 2021	3,440,884	$344	5,750,000	$575	$8,431,469	$(3,432,379)	$5,000,009
Forfeiture of Class B common stock	-	-	(238,177)	(24)	24	-	-
Net income	-	-	-	-	-	3,726,994	3,726,994
Change in Class A common stock subject to possible redemption	(372,700)	(37)	-	-	(3,726,963)	-	(3,727,000)
Balance as of June 30, 2021	3,068,184	307	5,511,823	551	4,704,530	294,615	5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from January 19, 2021 (Inception) through June 30, 2021

Cash flows from Operating Activities:
Net income	$294,615
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,335)
Change in fair value of warrants	(4,014,087)
Warrant issuance costs	812,974
Other expense relating to fair value exceeding amount paid for warrants	2,363,027
Changes in current assets and current liabilities:
Prepaid expenses	(797,204)
Accrued expenses	288,199
Net cash used in operating activities	(1,059,811)

Cash Flows from Investing Activities:
Cash held in Trust Account	(220,472,930)
Net cash used in investing activities	(220,472,930)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s fees	216,063,471
Proceeds from private placement	7,609,459
Proceeds from issuance of founder shares	25,000
Repayment to promissory note to related party	(99,360)
Payments of offering costs	(567,910)
Net cash provided by financing activities	223,030,660

Net change in cash	1,497,919
Cash, beginning of the period	-
Cash, end of the period	$1,497,919

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$7,716,553
Initial value of Class A common stock subject to possible redemption	$168,418,850
Change in value of Class A common stock subject to possible redemption	$21,372,240
Initial classification of warrant liability	$21,729,963
Deferred offering costs paid by Sponsor loan	$99,360
Forfeiture of Class B common stock	$24

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Glass Houses Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on January 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific Business Combination target.

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is Glass Houses Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on March 22, 2021 (the “Effective Date”). On March 25, 2021, the Company consummated the IPO of 20,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.5 million in its operating bank account, and working capital of approximately $1.8 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $99,160 (see Note 5). The promissory note from the Sponsor was paid in full on March 26, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held cash of $1,497,919 and did not have any cash equivalents as of June 30, 2021.

Cash and Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account consisted of $220,480,204 held in mutual funds invested in U.S. Treasury securities and $61 held in cash.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 7 for details.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, common stock subject to possible redemption of 18,979,109 shares of Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 18,633,106 shares of common stock in the aggregate.

The Company’s statements of operation include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share of common stock. Net income per share of common stock, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable shares of common stock outstanding since original issuance. Net income per share of common stock, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable shares of common stock outstanding for the periods. Non-redeemable common stock includes the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the three months ended June 30, 2021	For the Period from January 19, 2021 (Inception) through June 30, 2021
Class A common stock subject to possible redemption
Numerator: net income allocable to Class A common stock subject to possible redemption amortized interest income on marketable securities held in trust	$6,314	$6,314
Less: interest available to be withdrawn for payment of taxes	(6,314)	(6,314)
Net income allocable to Class A common stock subject to possible redemption	$-	$-
Denominator: weighted average redeemable Class A common stock redeemable common stock, basic and diluted	18,606,409	11,727,023
Basic and diluted net income per share, redeemable Class A common stock	$-	$-

Non-redeemable Class A and Class B common stock
Numerator: net income minus redeemable net earnings for Class A and Class B common stock
Net income	$3,726,994	$294,615
Redeemable net earnings	-	-
Non-redeemable net income for Class A and Class B common stock	$3,726,994	$294,615
Denominator: weighted average non-redeemable common stock basic and diluted weighted average shares outstanding, Class A and Class B common stock	8,952,707	7,695,590
Basic and diluted net income per share, Class A and Class B common stock	$0.42	$0.04

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, as of June 30, 2021, offering costs of $12,693,922 (consisting of $4,409,459 of underwriting commissions, $7,716,553 of deferred underwriters’ commission, and $567,910 other cash offering costs) have been incurred. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ equity. Accordingly, $812,974 of offering costs associated with warrant liabilities is expensed in the statement of operations for the period from January 19, 2021 (inception) through June 30, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas.  The Company adopted ASU 2020-06 on January 19, 2021.  Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

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

On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 Units. As a result, 238,177 founder shares were forfeited on April 1, 2021.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Pursuant to an administrative support agreement effective on March 22, 2021, the Company agreed to pay the Sponsor a total of $25,000 per month for office space, utilities and professional, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded administrative support fees of $75,000 and $81,452 for the three months ended June 30, 2021 and for the period from March 22, 2021 through June 30, 2021.

Note 6 — Commitments and Contingencies

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

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$220,480,265	$220,480,265	$-	$-
	$220,480,265	$220,480,265	$-	$-

Liabilities:
Warrant Liability – Public Warrants	$11,023,647	$11,023,647	$-	$-
Warrant Liability – Private Placement Warrants	9,055,256	-	-	9,055,256
	$20,078,903	$11,023,647	$-	$9,055,256

The fair value of the Public Warrants at June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2021, the aggregate value of Public Warrants was $11,023,647.

The fair value of the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The valuation model utilizes inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled at Level 3.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2021:

Private Placement Warrants
Expected term (years)	5.88
Expected volatility	15.00%
Risk-free interest rate	1.02%
Fair value of the common stock price	$9.63

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the period from January 7, 2021 (inception) through June 30, 2021:

Warrant Liability
Fair value as of January 19, 2021 (inception)	$—
Initial fair value of warrant liability on March 22, 2021	22,232,000
Initial fair value of warrant liability on March 31, 2021	1,860,990
Transfer out of Level 3 to Level 1	(11,023,647)
Change in valuation inputs or other assumptions	(4,014,087)
Fair value as of June 30, 2021	$9,055,256

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 400,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2021, there were 3,068,184 shares of Class A common stock issued and outstanding, excluding 18,979,109 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 40,000,000 shares of Class B common stock at par value of $0.0001 each. On January 19, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriter in full. On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 Units. As a result, 238,177 founder shares were forfeited on April 1, 2021. As of June 30, 2021, there were 5,511,823 shares of Class B common stock issued and outstanding.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had net income of $3,726,994, which was comprised of change in fair value of warrants of $4,186,087 and interest earned on marketable securities held in trust account of $7,335, partially offset by operating costs of $466,428.

For the period from January 19, 2021 through June 30, 2021, we had net income of $294,615, which was comprised of change in fair value of warrants of $4,014,087 and interest earned on marketable securities held in trust account of $7,335, partially offset by operating costs of $550,806, warrant issuance costs of $812,974, and other expense relating to fair value exceeding amount paid for warrants of $2,363,027.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.5 million in our operating bank account, and working capital of approximately $1.8 million.

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

Net Income Per Share of Common Stock

Net income per share of common Stock is computed by dividing net income by the weighted average number of shares of common Stock outstanding for each of the periods. The calculation of diluted income per share of common Stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 18,633,106 shares of Class A Common Stock in the aggregate.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Public Warrants and our Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Further, the Company corrected certain line items related to the previously audited balance sheet as of March 25, 2021 in the Form 8-K filed with the SEC on April 1, 2021 (the “Post-IPO Balance Sheet”) related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the SEC Statement, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021. In light of such material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021, were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

On April 12, 2021, the staff of the SEC issued the SEC Statement. In the SEC Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Since issuance, our warrants were accounted for as equity within our Post-IPO Balance Sheet, and after discussion and evaluation, including with our independent auditors, we concluded that our warrants should be presented as liabilities as of the IPO date with subsequent fair value remeasurement at each reporting period. Therefore we conducted a valuation of our warrants and restated our Post-IPO Balance Sheet, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or NYSE regarding our restated balance sheet or matters relating thereto.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, our management concluded that, in light of the SEC Staff Statement, our Post-IPO Balance Sheet should be restated. In connection with the foregoing development and solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles, and we continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLASS HOUSES ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Quincy Fennebresque
	Name:	Quincy Fennebresque
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Tonya Clark
	Name:	Tonya Clark
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)