Form 10-Q
period 2021-09-30
Glass Houses Acquisition Corp.
filed 2021-11-22
CIK 1841734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Yes  ☒   No  ☐

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

As of November 22, 2021 there were 22,047,293 shares of Class A common stock, $0.0001 par value per share and 5,511,823 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

GLASS HOUSES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2021 (unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2021 and for the Period from January 19, 2021 (Inception) through September 30, 2021 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2021 and for the Period from January 19, 2021 (Inception) through September 30, 2021 (unaudited)	3
Condensed Statement of Cash Flows for the Period from January 19, 2021 (Inception) through September 30, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Control and Procedures	22
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
SIGNATURES	26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
Assets
Current assets:
Cash	$1,142,358
Prepaid expenses	581,099
Total current assets	1,723,457
Prepaid expenses, non-current	212,602
Marketable securities held in Trust Account	220,483,102
Total Assets	$222,419,161

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$117,810
Total current liabilities	117,810
Warrant liability	14,032,404
Deferred underwriting discount	7,716,553
Total liabilities	21,866,767

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 22,047,293 shares at redemption value of approximately $10.00 per share	220,472,930

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,047,293 shares subject to possible redemption)	-
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 5,511,823 shares issued and outstanding	551
Additional paid-in capital	-
Accumulated deficit	(19,921,087)
Total stockholders’ deficit	(19,920,536)

Total Liabilities and Stockholders’ Deficit	$222,419,161

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the Period from January 19, 2021 (Inception) through September 30, 2021
Formation and operating costs	$288,035	$838,841
Loss from operations	(288,035)	(838,841)

Other income (expenses)
Warrant issuance costs	-	(812,974)
Other expense relating to fair value exceeding amount paid for warrants	-	(2,363,027)
Interest earned on marketable securities held in Trust Account	2,837	10,172
Change in fair value of warrant liability	6,046,499	10,060,586
Total other income	6,049,336	6,894,757

Net income	$5,761,301	$6,055,916

Basic and diluted weighted average shares outstanding of Class A, common stock subject to redemption	$22,047,293	$16,966,130
Basic and diluted net income per share of Class A, common stock subject to redemption	$0.21	$0.27

Basic and diluted weighted average shares outstanding of Class B, non-redeemable common stock	$5,511,823	$5,384,390
Basic and diluted net income per share of Class B, non-redeemable common stock	$0.21	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 19, 2021	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(3,432,379)	(3,432,379)
Accretion of Class A common stock to redemption value	-	-	-	-	(24,425)	(25,977,027)	(26,001,452)
Balance as of March 31, 2021(1)	-	$-	5,750,000	$575	$-	$(29,409,406)	$(29,408,831)
Forfeiture of Class B common stock	-	-	(238,177)	(24)	-	24	-
Net income	-	-	-	-	-	3,726,994	3,726,994
Balance as of June 30, 2021(1)	-	-	5,511,823	551	-	(25,682,388)	(25,681,837)
Net income	-	-	-	-	-	5,761,301	5,761,301
Balance as of September 30, 2021	-	-	5,511,823	551	-	(19,921,087)	(19,920,536)

(1) As restated for Class A common stock subject to redemption (see Note 2).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from January 19, 2021 (Inception) through September 30, 2021
Cash flows from Operating Activities:
Net income	$6,055,916
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(10,172)
Change in fair value of warrants	(10,060,586)
Warrant issuance costs	812,974
Other expense relating to fair value exceeding amount paid for warrants	2,363,027
Changes in current assets and current liabilities:
Prepaid expenses	(793,701)
Accrued expenses	217,170
Net cash used in operating activities	(1,415,372)

Cash Flows from Investing Activities:
Cash held in Trust Account	(220,472,930)
Net cash used in investing activities	(220,472,930)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s fees	216,063,471
Proceeds from private placement	7,609,459
Proceeds from issuance of founder shares	25,000
Repayment to promissory note to related party	(99,360)
Payments of offering costs	(567,910)
Net cash provided by financing activities	223,030,660

Net change in cash	1,142,358
Cash, beginning of the period	-
Cash, end of the period	$1,142,358

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$7,716,553
Initial value of Class A common stock subject to possible redemption(1)	$194,471,478
Accretion of Class A common stock to redemption value (1)	$26,001,452
Initial classification of warrant liability	$21,729,963
Deferred offering costs paid by Sponsor loan	$99,360
Forfeiture of Class B common stock	$24

(1) As restated for Class A common stock subject to redemption (see Note 2).

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

The Company’s fiscal year-end is December 31.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of its warrant liability as other income (or expense).

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

Transaction costs amounted to $11,567,910 consisting of $4,000,000 of cash underwriting fees, $7,000,000 of deferred underwriting underwriting fees, and $567,910 of other offering costs.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.1 million in its operating bank account, and working capital of approximately $1.6 million.

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

Note 2 – Restatement of Prior Period Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined that it should restate its previously reported financial statements – the Current Report on Form 8-K filed on April 1, 2021 with audited balance sheet as of March 25, 2021 (as previously restated in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 and filed with the SEC on June 11, 2021), the Quarterly Report on Form 10-Q filed on June 11, 2021 with unaudited condensed financial statements as of March 31, 2021, and the Quarterly Report on Form 10-Q filed on August 16, 2021 with unaudited condensed financial statements as of June 30, 2021. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) on a proportional basis to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Restatement Adjustments	As Restated
Balance Sheet at March 25, 2021
Class A common stock subject to possible redemption	$168,418,850	$31,581,150	$200,000,000
Class A common stock	316	(316)	-
Additional paid-in capital	7,977,695	(7,977,695)	-
Accumulated deficit	$(2,978,581)	$(23,603,139)	$(26,581,720)

Balance Sheet at March 31, 2021
Class A common stock subject to possible redemption	$186,064,090	$34,408,840	$220,472,930
Class A common stock	344	(344)	-
Additional paid-in capital	8,431,469	(8,431,469)	-
Accumulated deficit	$(3,432,379)	$(25,977,027)	$(29,409,406)

Statement of Operations for the period from January 19, 2021 (inception) through March 31, 2021
Basic and diluted weighted average shares outstanding of Class A, common stock subject to redemption	1,629,860	338,645	1,968,505
Basic and diluted net income (loss) per share of Class A, common stock subject to redemption	$0.00	$(0.49)	$(0.49)
Basic and diluted weighted average shares outstanding of Class B, non-redeemable common stock	5,850,468	(842,213)	5,008,255
Basic and diluted net loss per share of Class B, non-redeemable common stock	$(0.59)	$0.10	$(0.49)

Statement of Cash Flows for the period from January 19, 2021 (inception) through March 31, 2021
Initial value of Class A common stock subject to possible redemption	$168,418,850	$26,052,628	$194,471,478
Change in value of Class A common stock subject to possible redemption	$17,645,240	$8,356,212	$26,001,452

Balance Sheet at June 30, 2021
Class A common stock subject to possible redemption	$189,791,090	$30,681,840	$220,472,930
Class A common stock	307	(307)	-
Additional paid-in capital	4,704,530	(4,704,530)	-
Accumulated deficit	$294,615	$(25,977,003)	$(25,682,388)

Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding of Class A, common stock subject to redemption	18,606,409	3,440,884	22,047,293
Basic and diluted net income per share of Class A, common stock subject to redemption	$0.00	$0.14	$0.14
Basic and diluted weighted average shares outstanding of Class B, non-redeemable common stock	8,952,707	(3,440,884)	5,511,823
Basic and diluted net income per share of Class B, non-redeemable common stock	$0.42	$(0.28)	$0.14

Statement of Operations for the period from January 19, 2021 (inception) through June 30, 2021
Basic and diluted weighted average shares outstanding of Class A, common stock subject to redemption	11,727,023	2,183,768	13,910,791
Basic and diluted net income per share of Class A, common stock subject to redemption	$0.00	$0.02	$0.02
Basic and diluted weighted average shares outstanding of Class B, non-redeemable common stock	7,695,590	(2,387,827)	5,307,763
Basic and diluted net income per share of Class B, non-redeemable common stock	$0.04	$(0.02)	$0.02

Statement of Cash Flows for the period from January 19, 2021 (inception) through June 30, 2021
Initial value of Class A common stock subject to possible redemption	$168,418,850	$26,052,628	$194,471,478
Change in value of Class A common stock subject to possible redemption	$21,372,240	$4,629,212	$26,001,452

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the SEC’s rules and regulations found in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held cash of $1,142,358 and did not have any cash equivalents as of September 30, 2021.

Cash and Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account consisted of $220,483,041 held in mutual funds invested in U.S. Treasury securities and $61 held in cash.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 8 for details.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity.

All of the 22,047,293 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$220,472,930
Less:
Proceeds allocated to Public Warrants	(14,120,504)
Class A common stock issuance costs	(11,880,948)
Plus:
Accretion of carrying value to redemption value	26,001,452
Class A common stock subject to possible redemption	$220,472,930

Net Income Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 18,633,106 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for such periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Period from January 19, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,609,041	$1,152,260	$4,597,005	$1,458,911

Denominator:
Weighted-average shares outstanding	22,047,293	5,511,823	16,966,130	5,384,390
Basic and diluted net income per share	$0.21	$0.21	$0.27	$0.27

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, as of September 30, 2021, offering costs of $12,693,922 (consisting of $4,409,459 of underwriting commissions, $7,716,553 of deferred underwriters’ commission, and $567,910 other cash offering costs) have been incurred. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ equity. Accordingly, $812,974 of offering costs associated with warrant liabilities is expensed in the statement of operations for the period from January 19, 2021 (inception) through September 30, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Note 6 — Related Party Transactions

Founder Shares

On January 19, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “founder shares”). The founder shares include an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. On February 7, 2021, the Sponsor transferred 20,000 founder shares to each of the Company’s independent directors and chief financial officer (which shares will not be subject to forfeiture in the event the underwriter’s over-allotment is not exercised).

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Pursuant to an administrative support agreement effective on March 22, 2021, the Company agreed to pay the Sponsor a total of $25,000 per month for office space, utilities and professional, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded administrative support fees of $75,000 and $156,452 for the three months ended September 30, 2021 and for the period from March 22, 2021 through September 30, 2021.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$220,483,102	$220,483,102	$-	$-
	$220,483,102	$220,483,102	$-	$-

Liabilities:
Warrant Liability – Public Warrants	$7,716,553	$7,716,553	$-	$-
Warrant Liability – Private Placement Warrants	6,315,851	-	-	6,315,851
	$14,032,404	$7,716,553	$-	$6,315,851

The fair value of the Public Warrants at September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2021, the aggregate value of Public Warrants was $7,716,553.

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

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2021:

Private Placement Warrants
Expected term (years)	5.50
Expected volatility	14.00%
Risk-free interest rate	1.07%
Fair value of the common stock price	$9.78

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the period from January 19, 2021 (inception) through September 30, 2021:

Warrant Liability
Fair value as of January 19, 2021 (inception)	$—
Initial fair value of warrant liability on March 22, 2021	22,232,000
Initial fair value of warrant liability on March 31, 2021 (for over allotment)	1,860,990
Transfer out of Level 3 to Level 1	(7,716,553)
Change in valuation inputs or other assumptions	(10,060,586)
Fair value as of September 30, 2021	$6,315,851

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 400,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 22,047,293 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 40,000,000 shares of Class B common stock at par value of $0.0001 each. On January 19, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriter in full. On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 Units. As a result, 238,177 founder shares were forfeited on April 1, 2021. As of September 30, 2021, there were 5,511,823 shares of Class B common stock issued and outstanding.

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

Note 10 — Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net income of $5,761,301, which was comprised of the change in the fair value of our warrants of $6,046,499 and interest earned on marketable securities held in trust account of $2,837, partially offset by operating costs of $288,035.

For the period from January 19, 2021 through September 30, 2021, we had net income of $6,055,916, which was comprised of the change in the fair value of our warrants of $10,060,586 and interest earned on marketable securities held in trust account of $10,172, partially offset by operating costs of $838,841, warrant issuance costs of $812,974, and other expense relating to the fair value exceeding the amount paid for the warrants of $2,363,027.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.1 million in our operating bank account, and working capital of approximately $1.6 million.

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

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity.

All of the 22,047,293 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 18,633,106 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for such periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in analyzing complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company's Quarterly Reports on Form 10-Q, as filed with the SEC on June 11, 2021 and August 16, 2021, respectively, as well as the Company's balance sheet included on the Company's Current Report on Form 8-K, as filed with the SEC on April 1, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on March 24, 2021 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021 filed on June 11, 2021 and August 16, 2021, respectively. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus and such prior quarterly reports filed with the SEC, other than as set forth below.

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

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). In the SEC Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our our previously audited balance sheet as of March 25, 2021 in the Form 8-K filed with the SEC on April 1, 2021. Additionally, in light of recent comment letters issued by the SEC to several SPACs, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of Public Shares. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously reported financial statements -- the Current Report on Form 8-K filed on April 1, 2021 with audited balance sheet as of March 25, 2021 (as restated in the Quarterly Report on Form 10-Q filed on June 11, 2021), the Quarterly Report on Form 10-Q filed on June 11, 2021 with unaudited condensed financial statements as of March 31, 2021, and the Quarterly Report on Form 10-Q filed on August 16, 2021 with unaudited condensed financial statements as of June 30, 2021. As a result of these matters, we have identified a material weakness in our internal control over financial reporting of complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

GLASS HOUSES ACQUISITION CORP.

Date: November 22, 2021	By:	/s/ Quincy Fennebresque
	Name:	Quincy Fennebresque
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Tonya Clark
	Name:	Tonya Clark
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)