Form 10-Q
period 2022-03-31
Glass Houses Acquisition Corp.
filed 2022-05-16
CIK 1841734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022 there were 22,047,293 shares of Class A common stock, $0.0001 par value per share and 5,511,823 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

GLASS HOUSES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1
Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 19, 2021 (inception) through March 31, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and for the period from January 19, 2021 (inception) through March 31, 2021	3
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 19, 2021 (inception) through March 31, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Control and Procedures	22
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
SIGNATURES	25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASS HOUSES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets	(unaudited)	(audited)
Current assets:
Cash	$650,582	$1,025,685
Prepaid expenses	493,978	499,341
Total current assets	1,144,560	1,525,026
Prepaid expenses, non-current	—	99,542
Marketable securities held in Trust Account	220,509,964	220,487,761
Total Assets	$221,654,524	$222,112,329

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$252,187	$238,402
Total current liabilities	252,187	238,402

Warrant liabilities	6,411,351	11,255,958
Deferred underwriting payable	7,716,553	7,716,553
Total liabilities	14,380,091	19,210,913

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 22,047,293 shares at redemption value of $10.00 per share	220,472,930	220,472,930

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,047,293 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 5,511,823 shares issued and outstanding	551	551
Additional paid-in capital	—	—
Accumulated deficit	(13,199,048)	(17,572,065)
Total Stockholders’ Deficit	(13,198,497)	(17,571,514)

Total Liabilities and Stockholders’ Deficit	$221,654,524	$222,112,329

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Period from January 19, 2021 (Inception) through March 31, 2021
Formation and operating costs	$493,793	$84,378
Loss from operations	(493,793)	(84,378)

Other income (expenses)
Warrant issuance costs	—	(812,974)
Other expense relating to fair value exceeding amount paid for warrants	—	(2,363,027)
Interest earned on marketable securities held in Trust Account	22,203	—
Change in fair value of warrant liabilities	4,844,607	(172,000)
Total other income (expense)	4,866,810	(3,348,001)

Net income (loss)	$4,373,017	$(3,432,379)

Basic and diluted weighted average shares outstanding of Class A, common stock subject to redemption	22,047,293	1,968,505
Basic and diluted net income (loss) per share of Class A, common stock subject to redemption	$0.16	$(0.49)

Basic and diluted weighted average shares outstanding of Class B, non-redeemable common stock	5,511,823	5,008,255
Basic and diluted net income (loss) per share of Class B, non-redeemable common stock	$0.16	$(0.49)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	5,511,823	$551	$—	$(17,572,065)	$(17,571,514)

Net income	—	—	—	—	—	4,373,017	4,373,017

Balance – March 31, 2022	—	$—	5,511,823	$551	$—	$(13,199,048)	$(13,198,497)

From January 19, 2021 (inception) through March 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 19, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(3,432,379)	(3,432,379)

Remeasurement of Class A common stock to redemption value	—	—	—	—	(24,425)	(25,977,027)	(26,001,452)

Balance – March 31, 2021	—	—	5,750,000	$575	$—	$(29,409,406)	$(29,408,831)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Period from January 19, 2021 (Inception) through March 31, 2021
Cash flows from Operating Activities:
Net income (loss)	$4,373,017	$(3,432,379)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,203)	—
Change in fair value of warrant liabilities	(4,844,607)	172,000
Warrant issuance costs	—	812,974
Other expense relating to fair value exceeding amount paid for warrants	—	2,363,027
Changes in current assets and current liabilities:
Prepaid expenses	104,905	(901,398)
Due to related party	—	6,452
Accrued expenses	13,785	189,275
Net cash used in operating activities	(375,103)	(790,049)

Cash Flows from Investing Activities:
Cash held in Trust Account	—	(220,472,930)
Net cash used in investing activities	—	(220,472,930)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s fees	—	216,063,471
Proceeds from private placement	—	7,609,459
Proceeds from issuance of founder shares	—	25,000
Repayment to promissory note to related party	—	(99,360)
Payments of offering costs	—	(567,910)
Net cash provided by financing activities	—	223,030,660

Net change in cash	(375,103)	1,767,681
Cash, beginning of the period	1,025,685	-
Cash, end of the period	$650,582	$1,767,681

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$7,716,553
Initial value of Class A common stock subject to possible redemption	$—	$194,471,478
Accretion of Class A common stock to redemption value	$—	$26,001,452
Initial classification of warrant liability	$—	$21,729,963
Deferred offering costs paid by Sponsor loan	$—	$99,360

The accompanying notes are an integral part of the unaudited condensed financial statements.

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

The Company’s fiscal year-end is December 31.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of its warrant liability as other income (or expense).

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the franchise and income taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. To the Company’s knowledge, the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such indemnification obligations. None of the Company’s officers will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern and Liquidity

As of March 31, 2022, the Company had approximately $0.7 million in its operating bank account and working capital of approximately $0.9 million.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $99,160 (see Note 5). The promissory note from the Sponsor was paid in full on March 26, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

On April 11, 2022, the Company and the Sponsor entered into a promissory note, pursuant to which the Sponsor committed to provide up to $200,000 in loans to the Company for working capital purposes. The Company can draw down on such maximum amount during the term of the promissory note. The loan is non-interest bearing and payable by the Company on the earlier of: (i) March 25, 2023 or (ii) the date on which the Company consummates a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 25, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the SEC’s rules and regulations found in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 13, 2022 (our “Annual Report”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Securities Held in Trust Account

At March 31, 2022, the assets held in the Trust Account consisted of $220,509,717 held in mutual funds invested in U.S. Treasury securities and $247 held in cash. At December 31, 2021, the assets held in the Trust Account consisted of $220,487,514 held in mutual funds invested in U.S. Treasury securities and $247 held in cash.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

As of March 31, 2022, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$220,472,930
Less:
Proceeds allocated to Public Warrants	(14,120,504)
Class A common stock issuance costs	(11,880,948)
Plus:
Remeasurement of carrying value to redemption value	26,001,452
Class A common stock subject to possible redemption	$220,472,930

Net Income (Loss) Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 18,633,106 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and for the period from January 19, 2021 (inception) through March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for such periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,498,414	$874,603

Denominator:
Weighted-average shares outstanding	22,047,293	5,511,823
Basic and diluted net income per share	$0.16	$0.16

	For the Period from January 19, 2021 (Inception) through March 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(968,452)	$(2,463,927)

Denominator:
Weighted-average shares outstanding	1,968,505	5,008,255
Basic and diluted net loss per share	$(0.49)	$(0.49)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument and should be accounted for as liabilities. As such, the Company recognizes the warrant liabilities at fair value at each reporting period and records the change in fair value in the statements of operations.

FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate initial public offering proceeds from the Units between Class A common stock and warrants, using the residual method by allocating initial public offering proceeds first to fair value of the warrants and then the Class A common stock.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company continues to evaluate the impact of ASU 2020-06 to its unaudited condensed financial statements.

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

On April 11, 2022, the Company and the Sponsor entered into a promissory note, pursuant to which the Sponsor committed to provide up to $200,000 in loans to the Company for working capital purposes. The Company can draw down on such maximum amount during the term of the promissory note. The loan is non-interest bearing and payable by the Company on the earlier of: (i) March 25, 2023 or (ii) the date on which the Company consummates a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Pursuant to an administrative support agreement effective on March 22, 2021, the Company agreed to pay the Sponsor a total of $25,000 per month for office space, utilities and professional, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded administrative support fees of $75,000 and $6,452 for the three months ended March 31, 2022 and for the period from January 19, 2021 (inception) through March 31, 2021.

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

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$220,509,964	$220,509,964	$-	$-
	$220,509,964	$220,509,964	$-	$-

Liabilities:
Warrant Liabilities – Public Warrants	$3,748,040	$3,748,040	$-	$-
Warrant Liabilities – Private Placement Warrants	2,663,311	-	-	2,663,311
	$6,411,351	$3,748,040	$-	$2,663,311

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

The fair value of the Public Warrants at March 31,2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2022 and December 31, 2021, the aggregate value of Public Warrants was $3,748,040 and $6,614,188, respectively. The Public Warrants were classified as Level 3 up to May 13, 2021 when the Class A common stock and Public Warrants included in the Units were separately traded.

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

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2022:

Input	Private Placement Warrants
Expected term (years)	5.75
Expected volatility	5.00%
Risk-free interest rate	2.41%
Fair value of the common stock price	$9.75

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

Input	Private Placement Warrants
Expected term (years)	5.50
Expected volatility	11.00%
Risk-free interest rate	1.31%
Fair value of the common stock price	$9.71

The following table provides quantitative information regarding Level 3 fair value measurements as of March 22, 2021 (Initial Measurement):

Input	Public Warrants and Private Placement Warrants
Expected term (years)	6.00
Expected volatility	23.20%
Risk-free interest rate	1.11%
Fair value of the common stock price	$9.29

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability related to the Private Placement Warrants for the three months ended March 31, 2022:

Warrant Liability
Fair value as of January 1, 2022	$4,641,770
Change in valuation inputs or other assumptions	(1,978,459)
Fair value as of March 31, 2022	$2,663,311

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the period from January 19, 2021 (inception) through March 31, 2021, which included both the Public Warrants and the Private Placement Warrants:

Warrant Liability
Fair value as of January 19, 2021 (inception)	$—
Initial fair value of warrant liabilities on March 22, 2021	22,232,000
Initial fair value of warrant liabilities on March 31, 2021 (for over allotment)	1,860,990
Change in valuation inputs or other assumptions	172,000
Fair value as of March 31, 2021	$24,264,990

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 400,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 22,047,293 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 40,000,000 shares of Class B common stock at par value of $0.0001 each. On January 19, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriter in full. On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 Units. As a result, 238,177 founder shares were forfeited on April 1, 2021. As of March 31, 2022 and December 31, 2021, there were 5,511,823 shares of Class B common stock issued and outstanding.

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than the related party promissory note executed between the Sponsor and the Company on April 11, 2022 (see Note 5).

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

Overview

We are a blank check company incorporated as a Delaware corporation on January 19, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to herein as our initial Business Combination. We have not selected any specific Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

The registration statement for the IPO was declared effective on March 22, 2021. On March 25, 2021, we consummated the IPO of 22,047,293 Units, including 2,047,293 additional Units that were issued pursuant to the underwriter’s partial exercise of its over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $220.5 million, and incurring offering costs of approximately $12.7 million, inclusive of $7.7 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, we consummated the private placement of 7,200,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $7.2 million. Simultaneously with the closing of the over-allotment option, we sold an additional 409,459 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of approximately $0.4 million. Each Private Placement Warrant is exercisable to purchase one share of the Company’s Class A common stock.

Results of Operations

Our entire activity since inception up to March 31, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of $4,373,017, which was comprised of the change in the fair value of our warrants of $4,844,607 and interest earned on marketable securities held in trust account of $22,203, partially offset by operating costs of $493,793.

For the period from January 19, 2021 (inception) through March 31, 2021, we had net loss of $3,432,379, which was comprised of operating costs of $84,378, warrant issuance costs of $812,974, other expense relating to fair value exceeding amount paid for warrants of $2,363,027, and change in fair value of warrants of $172,000.

Going Concern and Liquidity

As of March 31, 2022, we had approximately $0.7 million in our operating bank account, and working capital of approximately $0.9 million.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $99,160. On March 25, 2021, we consummated the initial public offering of 20,000,000 Units at a price of $10.00 per Unit. On March 30, 2021, the underwriter partially exercised its over-allotment option, purchasing an additional 2,047,293 Units, at $10.00 per Unit, on April 1, 2021. In aggregate, gross proceeds of $220,472,930 were generated. Simultaneously with the closing of the IPO, we consummated the sale of 7,200,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor. On April 1, 2021, simultaneously with the closing of the over-allotment option, we sold an additional 409,459 Private Placement Warrants to the Sponsor at a price of $1.00 per share. In aggregate, gross proceeds of $7,609,459 were generated.

Following the IPO, the closing of the over-allotment option and the sale of the Private Placement Warrants, a total of $220,472,930 was placed in the trust account. We incurred $12,693,922 in transaction costs, including $4,409,459 of underwriting fees, $7,716,553 of deferred underwriting fees and $567,910 of other offering costs. The promissory note from the Sponsor was paid in full on March 26, 2021. Subsequent to the consummation of the IPO, the closing of the over-allotment option and the sale of the Private Placement Warrants, our liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the trust account.

On April 11, 2022, we and the Sponsor entered into a promissory note, pursuant to which the Sponsor committed to provide up to $200,000 in loans to us for working capital purposes. We can draw down on such maximum amount during the term of the promissory note. The loan is non-interest bearing and payable by us on the earlier of: (i) March 25, 2023 or (ii) the date on which we consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through March 25, 2023, the scheduled liquidation date of us if we do not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Estimates and Policies

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

Net Income (loss) Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 18,633,106 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and for the period from January 19, 2021 (inception) through March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for such periods.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument and should be accounted for as liabilities. As such, the Company recognizes the warrant liabilities at fair value at each reporting periods and records the change in fair value in the statements of operations.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company continues to evaluate the impact of ASU 2020-06 to its financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weakness in analyzing complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on March 24, 2021 and our Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus and such prior quarterly reports filed with the SEC, other than as set forth below.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

We have identified material weaknesses in our internal control over financial reporting as of March 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

None.

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

GLASS HOUSES ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Quincy Fennebresque
	Name:	Quincy Fennebresque
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Tonya Clark
	Name:	Tonya Clark
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)