Form 10-Q
period 2022-06-30
Glass Houses Acquisition Corp.
filed 2022-08-09
CIK 1841734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022 there were 22,047,293 shares of Class A common stock, $0.0001 par value per share and 5,511,823 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

GLASS HOUSES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page

PART 1 – FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	1
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 19, 2021 (inception) through June 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Control and Procedures	22
PART II – OTHER INFORMATION	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
SIGNATURES	25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASS HOUSES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash	$339,213	$1,025,685
Prepaid expenses	376,258	499,341
Total current assets	715,471	1,525,026
Prepaid expenses, non-current	—	99,542
Marketable securities held in Trust Account	220,807,696	220,487,761
Total Assets	$221,523,167	$222,112,329

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$211,303	$238,402
Income tax payable	13,858	—
Total current liabilities	225,161	238,402

Warrant liabilities	2,049,642	11,255,958
Deferred underwriting payable	7,716,553	7,716,553
Total liabilities	9,991,356	19,210,913

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 22,047,293 shares at redemption value of approximately $10.00 per share at June 30, 2022 and December 31, 2021	220,551,414	220,472,930

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,047,293 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 5,511,823 shares issued and outstanding at June 30, 2022 and December 31, 2021	551	551
Additional paid-in capital	—	—
Accumulated deficit	(9,020,154)	(17,572,065)
Total Stockholders’ Deficit	(9,019,603)	(17,571,514)

Total Liabilities and Stockholders’ Deficit	$221,523,167	$222,112,329

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from January 19, 2021 (Inception) through June 30,
	2022	2021	2022	2021

Formation and operating costs	$388,205	$466,428	$881,998	$550,806
Loss from operations	(388,205)	(466,428)	(881,998)	(550,806)

Other income (loss)
Warrant issuance costs	—	—	—	(812,974)
Other expense relating to fair value exceeding amount paid for warrants	—	—	—	(2,363,027)
Interest earned on marketable securities held in Trust Account	297,732	7,335	319,935	7,335
Change in fair value of warrant liabilities	4,361,709	4,186,087	9,206,316	4,014,087
Total other income, net	4,659,441	4,193,422	9,526,251	845,421

Income before income tax provision	4,271,236	3,726,994	8,644,253	294,615
Income tax provision	(13,858)	—	(13,858)	—
Net income	$4,257,378	$3,726,994	$8,630,395	$294,615

Basic and diluted weighted average shares outstanding of Class A, common stock subject to redemption	22,047,293	22,047,293	22,047,293	13,910,791
Basic and diluted net income per share of Class A, common stock subject to redemption	$0.15	$0.14	$0.31	$0.02

Basic and diluted weighted average shares outstanding of Class B, non-redeemable common stock	5,511,823	5,511,823	5,511,823	5,307,763
Basic and diluted net income per share of Class B, non-redeemable common stock	$0.15	$0.14	$0.31	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and Six Months Ended June 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	5,511,823	$551	$—	$(17,572,065)	$(17,571,514)

Net income	—	—	—	—	—	4,373,017	4,373,017

Balance – March 31, 2022	—	$—	5,511,823	$551	$—	$(13,199,048)	$(13,198,497)

Accretion of Class A common stock to redemption value	—	—	—	—	—	(78,484)	(78,484)

Net income	—	—	—	—	—	4,257,378	4,257,378

Balance – June 30, 2022	—	$—	5,511,823	$551	$—	$(9,020,154)	$(9,019,603)

Three Months Ended June 30, 2021 and

For the Period from January 19, 2021 (inception) through June 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 19, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(3,432,379)	(3,432,379)

Remeasurement of Class A common stock to redemption value	—	—	—	—	(24,425)	(25,977,027)	(26,001,452)

Balance – March 31, 2021	—	—	5,750,000	$575	$—	$(29,409,406)	$(29,408,831)

Net income	—	—	—	—	—	3,726,994	3,726,994

Forfeiture of Class B common stock	—	—	(238,177)	(24)	—	24	—

Balance – June 30, 2021	—	—	5,511,823	$551	$—	$(25,682,388)	$(25,681,837)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Period from January 19, 2021 (Inception) through June 30, 2021
Cash flows from Operating Activities:
Net income	$8,630,395	$294,615
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(319,935)	(7,335)
Change in fair value of warrant liabilities	(9,206,316)	(4,014,087)
Warrant issuance costs	—	812,974
Other expense relating to fair value exceeding amount paid for warrants	—	2,363,027
Changes in current assets and current liabilities:
Prepaid expenses	222,625	(797,204)
Income tax payable	13,858	—
Accrued expenses	(27,099)	288,199
Net cash used in operating activities	(686,472)	(1,059,811)

Cash Flows from Investing Activities:
Cash held in Trust Account	—	(220,472,930)
Net cash used in investing activities	—	(220,472,930)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s fees	—	216,063,471
Proceeds from private placement	—	7,609,459
Proceeds from issuance of founder shares	—	25,000
Repayment to promissory note to related party	—	(99,360)
Payments of offering costs	—	(567,910)
Net cash provided by financing activities	—	223,030,660

Net change in cash	(686,472)	1,497,919
Cash, beginning of the period	1,025,685	-
Cash, end of the period	$339,213	$1,497,919

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$7,716,553
Initial value of Class A common stock subject to possible redemption	$—	$194,471,478
Accretion of Class A common stock to redemption value	$78,484	$26,001,452
Initial classification of warrant liability	$—	$21,729,963
Forfeiture of Class B common stock	$—	$24
Deferred offering costs paid by Sponsor loan	$—	$99,360

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

The Company’s fiscal year-end is December 31.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of its warrant liability as other income (or expense).

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

Trust Account

Following the closing of the IPO on March 25, 2021 and the closing of the underwriter’s partial exercise of the over-allotment option on April 1, 2021, $220,472,930 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), which may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income taxes, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination; (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO (March 25, 2023, the “Combination Period”), or (ii) with respect to any other provisions relating to the rights of holders of the Class A common stock; and (c) the redemption of the Company’s public shares if the Company is unable to complete the Business Combination within the Combination Period, subject to applicable law.

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

Going Concern and Liquidity

As of June 30, 2022, the Company had approximately $0.3 million in its operating bank account and working capital of approximately $0.8 million.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the SEC’s rules and regulations found in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

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

Cash and Securities Held in Trust Account

At June 30, 2022, the assets held in the Trust Account consisted of $220,807,449 held in mutual funds invested in U.S. Treasury securities and $247 held in cash. At December 31, 2021, the assets held in the Trust Account consisted of $220,487,514 held in mutual funds invested in U.S. Treasury securities and $247 held in cash.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

All of the 22,047,293 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of June 30, 2022, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$220,472,930
Less:
Proceeds allocated to Public Warrants	(14,120,504)
Class A common stock issuance costs	(11,880,948)
Plus:
Remeasurement of carrying value to redemption value	26,079,936
Class A common stock subject to possible redemption	$220,551,414

As of December 31, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$220,472,930
Less:
Proceeds allocated to Public Warrants	(14,120,504)
Class A common stock issuance costs	(11,880,948)
Plus:
Remeasurement of carrying value to redemption value	26,001,452
Class A common stock subject to possible redemption	$220,472,930

Net Income Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 18,633,106 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for such periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from January 19, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,405,902	$851,476	$2,981,595	745,399	$6,904,316	$1,726,079	$213,248	$81,367
Denominator:
Weighted-average shares outstanding	22,047,293	5,511,823	22,047,293	5,511,823	22,047,293	5,511,823	13,910,791	5,307,763
Basic and diluted net income per share	$0.15	$0.15	$0.14	0.14	$0.31	$0.31	$0.02	$0.02

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.32% and 0.16% for the three and six months ended June 30, 2022, 0.00% for three months ended June 30, 2021 and 0.00% for the period from January 19, 2021 (inception) through June 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022, due to changes in fair of warrant liabilities, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

With certain limited exceptions, the founder shares will not be transferable or assignable by the Sponsor until the earlier of: (A) one year after the completion of the initial Business Combination; or (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The Sponsor has agreed (i) to waive its redemption rights with respect to any founder shares and any public shares held by it in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to any founder shares held by it if the Company fails to complete the initial Business Combination within the Combination Period, although the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any public shares it holds if the Company fails to complete the Business Combination within the Combination Period.

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

On April 11, 2022, the Company and the Sponsor entered into a promissory note, pursuant to which the Sponsor committed to provide up to $200,000 in loans to the Company for working capital purposes. The Company can draw down on such maximum amount during the term of the promissory note. The loan is non-interest bearing and payable by the Company on the earlier of: (i) March 25, 2023 or (ii) the date on which the Company consummates a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. At June 30, 2022, the Company had not made any draws on the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Pursuant to an administrative support agreement effective on March 22, 2021, the Company agreed to pay the Sponsor a total of $25,000 per month for office space, utilities and professional, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded administrative support fees of $75,000 and $150,000 for the three and six months ended June 30, 2022. The Company also recorded administrative support fees of $75,000 and $81,452 for the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021.

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

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$220,807,696	$220,807,696	$-	$-
	$220,807,696	$220,807,696	$-	$-

Liabilities:
Warrant Liabilities – Public Warrants	$1,212,602	$1,212,602	$-	$-
Warrant Liabilities – Private Placement Warrants	837,040	-	-	837,040
	$2,049,642	$1,212,602	$-	$837,040

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

The fair value of the Public Warrants at June 30, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2022 and December 31, 2021, the aggregate value of Public Warrants was $1,212,602 and $6,614,188, respectively. The Public Warrants were classified as Level 3 up to May 13, 2021 when the Class A common stock and Public Warrants included in the Units were separately traded.

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

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2022:

Input	Private Placement Warrants
Expected term (years)	5.50
Expected volatility	2.50%
Risk-free interest rate	3.02%
Fair value of the common stock price	$9.81

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

Input	Private Placement Warrants
Expected term (years)	5.50
Expected volatility	11.00%
Risk-free interest rate	1.31%
Fair value of the common stock price	$9.71

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability related to the Private Placement Warrants for the three and six months ended June 30, 2022:

Warrant Liability
Fair value as of January 1, 2022	$4,641,770
Change in valuation inputs or other assumptions	(1,978,459)
Fair value as of March 31, 2022	$2,663,311
Change in valuation inputs or other assumptions	(1,826,271)
Fair value as of June 30, 2022	$837,040

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021, which included both the Public Warrants and the Private Placement Warrants:

Warrant Liability
Fair value as of January 19, 2021 (inception)	$—
Initial fair value of warrant liabilities on March 22, 2021	22,232,000
Initial fair value of warrant liabilities on March 31, 2021 (for over allotment)	1,860,990
Change in valuation inputs or other assumptions	172,000
Fair value as of March 31, 2021	$24,264,990
Transfer out of Level 3 to Level 1	(11,023,647)
Change in valuation inputs or other assumptions	(4,186,087)
Fair value as of June 30, 2021	$9,055,256

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 400,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 22,047,293 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 40,000,000 shares of Class B common stock at par value of $0.0001 each. On January 19, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriter in full. On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 Units. As a result, 238,177 founder shares were forfeited on April 1, 2021. As of June 30, 2022 and December 31, 2021, there were 5,511,823 shares of Class B common stock issued and outstanding.

With certain limited exceptions, the founder shares will not be transferable or assignable by the Sponsor until the earlier of: (A) one year after the completion of the initial Business Combination; or (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On June 20, 2022, pursuant to the trust agreement dated as of March 22, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, the Company issued a request to CST to withdraw $156,232 of interest income from the Trust Account for the payment of the Company’s taxes. The proceeds from this withdrawal were deposited into the Company’s operating bank account on July 12, 2022.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net income of $4,257,378, which was comprised of the change in the fair value of our warrants of $4,361,709 and interest earned on marketable securities held in trust account of $297,732, partially offset by operating costs of $388,205 and income tax provision of $13,858.

For the three months ended June 30, 2021, we had net income of $3,726,994, which was comprised of the change in the fair value of our warrants of $4,186,087 and interest earned on marketable securities held in trust account of $7,335, partially offset by operating costs of $466,428.

For the six months ended June 30, 2022, we had net income of $8,630,395, which was comprised of the change in the fair value of our warrants of $9,206,316 and interest earned on marketable securities held in trust account of $319,935, partially offset by operating costs of $881,998 and income tax provision of $13,858.

For the period from January 19, 2021 (inception) through June 30, 2021, we had net income of $294,615, which was comprised of the change in the fair value of our warrants of $4,014,087 and interest earned on marketable securities held in trust account of $7,335, offset by operating costs of $550,806, warrant issuance costs of $812,974, other expense relating to fair value exceeding amount paid for warrants of $2,363,027.

Going Concern and Liquidity

As of June 30, 2022, we had approximately $0.3 million in our operating bank account, and working capital of approximately $0.8 million.

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

Critical Accounting Estimates and Policies

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity.

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

Net Income Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 18,633,106 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from January 19, 2021 (inception) through June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for such periods.

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

FASB ASC 470-20, “Debt with Conversion and Other Options” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate initial public offering proceeds from the Units between Class A common stock and warrants, using the residual method by allocating initial public offering proceeds first to fair value of the warrants and then the Class A common stock.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weakness in analyzing complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

We have identified material weaknesses in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by SPACs” (the “SEC Statement”). In the SEC Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously audited balance sheet as of March 25, 2021 in the Form 8-K filed with the SEC on April 1, 2021. Additionally, in light of recent comment letters issued by the SEC to several SPACs, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously reported financial statements -- the Current Report on Form 8-K filed on April 1, 2021 with audited balance sheet as of March 25, 2021 (as restated in the Quarterly Report on Form 10-Q filed on June 11, 2021), the Quarterly Report on Form 10-Q filed on June 11, 2021 with unaudited condensed financial statements as of March 31, 2021, and the Quarterly Report on Form 10-Q filed on August 16, 2021 with unaudited condensed financial statements as of June 30, 2021. As a result of these matters, we have identified a material weakness in our internal control over financial reporting of complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

GLASS HOUSES ACQUISITION CORP.

Date: August 9, 2022	By:	/s/ Quincy Fennebresque
	Name:	Quincy Fennebresque
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Tonya Clark
	Name:	Tonya Clark
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)