Form 10-Q
period 2022-09-30
Glass Houses Acquisition Corp.
filed 2022-10-28
CIK 1841734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022 there were 22,047,293 shares of Class A common stock, $0.0001 par value per share and 5,511,823 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

GLASS HOUSES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
Condensed Balance Sheet as of September 30, 2022 (unaudited) and December 31, 2021 (audited)		1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021		2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021		3
Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2022 and for the period from January 19, 2021(inception) through September 30, 2021		4
Notes to Unaudited Condensed Financial Statements		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Control and Procedures	24
PART II – OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
SIGNATURES		29

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLASS HOUSES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash	$330,211	$1,025,685
Prepaid expenses	236,932	499,341
Total current assets	567,143	1,525,026
Prepaid expenses, non-current	—	99,542
Marketable securities held in Trust Account	221,552,099	220,487,761
Total Assets	$222,119,242	$222,112,329

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$222,015	$238,402
Income tax payable	123,790	—
Total current liabilities	345,805	238,402

Warrant liabilities	1,490,648	11,255,958
Deferred underwriting payable	7,716,553	7,716,553
Total liabilities	9,553,006	19,210,913

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 22,047,293 shares at redemption value of approximately $10.04 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	221,280,998	220,472,930

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,047,293 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 5,511,823 shares issued and outstanding at September 30, 2022 and December 31, 2021	551	551
Additional paid-in capital	—	—
Accumulated deficit	(8,715,313)	(17,572,065)
Total Stockholders’ Deficit	(8,714,762)	(17,571,514)

Total Liabilities and Stockholders’ Deficit	$222,119,242	$222,112,329

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 19, 2021 (Inception) through September 30,
	2022	2021	2022	2021

Formation and operating costs	$318,012	$288,035	$1,200,010	$838,841
Loss from operations	(318,012)	(288,035)	(1,200,010)	(838,841)

Other income (loss)
Warrant issuance costs	—	—	—	(812,974)
Other expense relating to fair value exceeding amount paid for warrants	—	—	—	(2,363,027)
Interest earned on marketable securities held in Trust Account	994,375	2,837	1,314,310	10,172
Change in fair value of warrant liabilities	558,994	6,046,499	9,765,310	10,060,586
Total other income, net	1,553,369	6,049,336	11,079,620	6,894,757

Income before income tax provision	1,235,357	5,761,301	9,879,610	6,055,916
Income tax provision	(200,932)	—	(214,790)	—
Net income	$1,034,425	$5,761,301	$9,664,820	$6,055,916

Basic and diluted weighted average shares outstanding of Class A, common stock subject to redemption	22,047,293	22,047,293	22,047,293	16,966,130
Basic and diluted net income per share of Class A, common stock subject to redemption	$0.04	$0.21	$0.35	$0.27

Basic and diluted weighted average shares outstanding of Class B, non-redeemable common stock	5,511,823	5,511,823	5,511,823	5,384,390
Basic and diluted net income per share of Class B, non-redeemable common stock	$0.04	$0.21	$0.35	$0.27

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and Nine Months Ended September 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	5,511,823	$551	$—	$(17,572,065)	$(17,571,514)

Net income	—	—	—	—	—	4,373,017	4,373,017

Balance – March 31, 2022	—	$—	5,511,823	$551	$—	$(13,199,048)	$(13,198,497)

Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(78,484)	(78,484)

Net income	—	—	—	—	—	4,257,378	4,257,378

Balance – June 30, 2022	—	$—	5,511,823	$551	$—	$(9,020,154)	$(9,019,603)

Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(729,584)	(729,584)

Net income	—	—	—	—	—	1,034,425	1,034,425

Balance – September 30, 2022	—	$—	5,511,823	$551	$—	$(8,715,313)	$(8,714,762)

Three Months Ended September 30, 2021 and

For the Period from January 19, 2021 (inception) through September 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 19, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(3,432,379)	(3,432,379)

Remeasurement of Class A common stock to redemption value	—	—	—	—	(24,425)	(25,977,027)	(26,001,452)

Balance – March 31, 2021	—	—	5,750,000	$575	$—	$(29,409,406)	$(29,408,831)

Net income	—	—	—	—	—	3,726,994	3,726,994

Forfeiture of Class B common stock	—	—	(238,177)	(24)	—	24	—

Balance – June 30, 2021	—	—	5,511,823	$551	$—	$(25,682,388)	$(25,681,837)

Net income	—	—	—	—	—	5,761,301	5,761,301

Balance – September 30, 2021	—	—	5,511,823	$551	$—	$(19,921,087)	$(19,920,536)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLASS HOUSES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period from January 19, 2021 (Inception) through September 30, 2021
Cash flows from Operating Activities:
Net income	$9,664,820	$6,055,916
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,314,310)	(10,172)
Change in fair value of warrant liabilities	(9,765,310)	(10,060,586)
Warrant issuance costs	—	812,974
Other expense relating to fair value exceeding amount paid for warrants	—	2,363,027
Changes in current assets and current liabilities:
Prepaid expenses	361,951	(793,701)
Accrued expenses	(16,387)	217,170
Income tax payable	123,790	—
Net cash used in operating activities	(945,446)	(1,415,372)

Cash Flows from Investing Activities:
Cash held in Trust Account	—	(220,472,930)
Withdrawal of interest from Trust Account for franchise tax payment	249,972	—
Net cash used in investing activities	249,972	(220,472,930)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s fees	—	216,063,471
Proceeds from private placement	—	7,609,459
Proceeds from issuance of founder shares	—	25,000
Repayment to promissory note to related party	—	(99,360)
Payments of offering costs	—	(567,910)
Net cash provided by financing activities	—	223,030,660

Net change in cash	(695,474)	1,142,358
Cash, beginning of the period	1,025,685	-
Cash, end of the period	$330,211	$1,142,358

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$7,716,553
Initial value of Class A common stock subject to possible redemption	$—	$194,471,478
Remeasurement of Class A common stock to redemption value	$808,068	$26,001,452
Initial classification of warrant liability	$—	$21,729,963
Forfeiture of Class B common stock	$—	$24
Deferred offering costs paid by Sponsor loan	$—	$99,360

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

The Company’s fiscal year-end is December 31.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of its warrant liability as other income (or expense).

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

On June 20, 2022, pursuant to the trust agreement dated as of March 22, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, the Company issued a request to CST to withdraw $156,232 of interest income from the Trust Account for the payment of the Company’s taxes. The proceeds from this withdrawal were deposited into the Company’s operating bank account on July 12, 2022. On September 2, 2022, the Company withdrew another $93,740 of interest income from the Trust Account for the payment of the Company’s taxes.

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

Going Concern and Liquidity

As of September 30, 2022, the Company had approximately $0.3 million in its operating bank account and working capital of approximately $0.5 million (excluding income tax payable and franchise tax payable).

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

On June 20, 2022, pursuant to the trust agreement dated as of March 22, 2021 between the Company and CST, the trustee of the Trust Account, the Company issued a request to CST to withdraw $156,232 of interest income from the Trust Account for the payment of the Company’s taxes. The proceeds from this withdrawal were deposited into the Company’s operating bank account on July 12, 2022. On September 2, 2022, the Company withdrew another $93,740 of interest income from the Trust Account for the payment of the Company’s taxes.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the SEC’s rules and regulations found in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Securities Held in Trust Account

At September 30, 2022, the assets held in the Trust Account consisted of $221,551,851 held in mutual funds invested in U.S. Treasury securities and $248 held in cash. At December 31, 2021, the assets held in the Trust Account consisted of $220,487,514 held in mutual funds invested in U.S. Treasury securities and $247 held in cash.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

As of September 30, 2022, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$220,472,930
Less:
Proceeds allocated to Public Warrants	(14,120,504)
Class A common stock issuance costs	(11,880,948)
Plus:
Remeasurement of carrying value to redemption value	26,809,520
Class A common stock subject to possible redemption	$221,280,998

As of December 31, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$220,472,930
Less:
Proceeds allocated to Public Warrants	(14,120,504)
Class A common stock issuance costs	(11,880,948)
Plus:
Remeasurement of carrying value to redemption value	26,001,452
Class A common stock subject to possible redemption	$220,472,930

Net Income Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 18,633,106 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for such periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from January 19, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$827,540	$206,885	$4,609,041	1,152,260	$7,731,856	$1,932,964	$4,597,005	$1,458,911
Denominator:
Weighted- average shares outstanding	22,047,293	5,511,823	22,047,293	5,511,823	22,047,293	5,511,823	16,966,130	5,384,390
Basic and diluted net income per share	$0.04	$0.04	$0.21	0.21	$0.35	$0.35	$0.27	$0.27

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

As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 16.27% and 2.17% for the three and nine months ended September 30, 2022, 0.00% for three months ended September 30, 2021 and 0.00% for the period from January 19, 2021 (inception) through September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, due to changes in fair of warrant liabilities, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On April 11, 2022, the Company and the Sponsor entered into a promissory note, pursuant to which the Sponsor committed to provide up to $200,000 in loans to the Company for working capital purposes. The Company can draw down on such maximum amount during the term of the promissory note. The loan is non-interest bearing and payable by the Company on the earlier of: (i) March 25, 2023 or (ii) the date on which the Company consummates a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. At September 30, 2022, the Company had not made any draws on the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Pursuant to an administrative support agreement effective on March 22, 2021, the Company agreed to pay the Sponsor a total of $25,000 per month for office space, utilities and professional, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded administrative support fees of $75,000 and $225,000 for the three and nine months ended September 30, 2022. The Company also recorded administrative support fees of $75,000 and $156,452 for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021.

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

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$221,552,099	$221,552,099	$-	$-
	$221,552,099	$221,552,099	$-	$-

Liabilities:
Warrant Liabilities – Public Warrants	$881,892	$881,892	$-	$-
Warrant Liabilities – Private Placement Warrants	608,756	-	-	608,756
	$1,490,648	$881,892	$-	$608,756

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

The fair value of the Public Warrants at September 30, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2022 and December 31, 2021, the aggregate value of Public Warrants was $881,892 and $6,614,188, respectively. The Public Warrants were classified as Level 3 up to May 13, 2021 when the Class A common stock and Public Warrants included in the Units were separately traded.

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

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2022:

Input	Private Placement Warrants
Expected term (years)	3.85
Expected volatility	2.50%
Risk-free interest rate	4.17%
Fair value of the common stock price	$9.83

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

Input	Private Placement Warrants
Expected term (years)	5.50
Expected volatility	11.00%
Risk-free interest rate	1.31%
Fair value of the common stock price	$9.71

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability related to the Private Placement Warrants for the three and nine months ended September 30, 2022:

Warrant Liability
Fair value as of January 1, 2022	$4,641,770
Change in valuation inputs or other assumptions	(1,978,459)
Fair value as of March 31, 2022	$2,663,311
Change in valuation inputs or other assumptions	(1,826,271)
Fair value as of June 30, 2022	$837,040
Change in valuation inputs or other assumptions	(228,284)
Fair value as of September 30, 2022	$608,756

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021, which included both the Public Warrants and the Private Placement Warrants:

Warrant Liability
Fair value as of January 19, 2021 (inception)	$—
Initial fair value of warrant liabilities on March 22, 2021	22,232,000
Initial fair value of warrant liabilities on March 31, 2021 (for over allotment)	1,860,990
Change in valuation inputs or other assumptions	172,000
Fair value as of March 31, 2021	$24,264,990
Transfer out of Level 3 to Level 1	(11,023,647)
Change in valuation inputs or other assumptions	(4,186,087)
Fair value as of June 30, 2021	$9,055,256
Change in valuation inputs or other assumptions	(2,739,405)
Fair value as of September 30, 2021	$6,315,851

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 400,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 22,047,293 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 40,000,000 shares of Class B common stock at par value of $0.0001 each. On January 19, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriter in full. On March 30, 2021, the underwriter partially exercised the over-allotment option to purchase 2,047,293 Units. As a result, 238,177 founder shares were forfeited on April 1, 2021. As of September 30, 2022 and December 31, 2021, there were 5,511,823 shares of Class B common stock issued and outstanding.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net income of $1,034,425, which was comprised of the change in the fair value of our warrants of $558,994 and interest earned on marketable securities held in trust account of $994,375, partially offset by operating costs of $318,012 and income tax provision of $200,932.

For the three months ended September 30, 2021, we had net income of $5,761,301, which was comprised of the change in the fair value of our warrants of $6,046,499 and interest earned on marketable securities held in trust account of $2,837, partially offset by operating costs of $288,035.

For the nine months ended September 30, 2022, we had net income of $9,664,820, which was comprised of the change in the fair value of our warrants of $9,765,310 and interest earned on marketable securities held in trust account of $1,314,310, partially offset by operating costs of $1,200,010 and income tax provision of $214,790.

For the period from January 19, 2021 (inception) through September 30, 2021, we had net income of $6,055,916, which was comprised of the change in the fair value of our warrants of $10,060,586 and interest earned on marketable securities held in trust account of $10,172, offset by operating costs of $838,841, warrant issuance costs of $812,974, other expense relating to fair value exceeding amount paid for warrants of $2,363,027.

Going Concern and Liquidity

As of September 30, 2022, we had approximately $0.3 million in our operating bank account, and working capital of approximately $0.5 million (excluding income tax payable and franchise tax payable).

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

On June 20, 2022, pursuant to the trust agreement dated as of March 22, 2021 between us and CST, the trustee of the Trust Account, we issued a request to CST to withdraw $156,232 of interest income from the Trust Account for the payment of our taxes. The proceeds from this withdrawal were deposited into our operating bank account on July 12, 2022. On September 2, 2022, we withdrew another $93,740 of interest income from the Trust Account for the payment of our taxes.

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

Net Income Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 18,633,106 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from January 19, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for such periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness in analyzing complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the registration statement for our IPO, instruct CST, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement for our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares of common stock.

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

GLASS HOUSES ACQUISITION CORP.

Date: October 28, 2022	By:	/s/ Quincy Fennebresque
	Name:	Quincy Fennebresque
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2022	By:	/s/ Tonya Clark
	Name:	Tonya Clark
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)